Form 10-Q/A
period 2011-10-31
Mobad Service Corp
filed 2011-12-27
CIK 1520353

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to                      .

Commission file number 000-54062

MOBAD SERVICE CORPORATION

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation)	27-5415063 (IRS Employer Identification No.)

3211 Ocean Drive

Vero Beach , Florida 32963

(Address of principal executive offices)

Telephone: 772.584.3308

Fax: 772.492.9219

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, non-accelerated filer or a smaller reporting company. See definition of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act):

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

MOBAD SERVICE CORPORATION

(A Development Stage Company)

CONDENSED BALANCE SHEETS

	October 31,	April 30,
	2011	2011
	(unaudited)	(audited)
ASSETS
Current Assets
Cash and cash equivalents	$ -	$ -
Total Current Assets	-	-

TOTAL ASSETS	$ -	$ -

LIABILITIES AND STOCKHOLDER’S DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$ -	$ -
Payables, related parties	3,608	3,108
Total Current Liabilities	3,608	-

TOTAL LIABILITIES	3,608	3,108

Stockholder’s Deficit
Common stock: 100,000,000 authorized; $0.0001 par value
40,000,000 shares issued and outstanding	4,000	4,000
Accumulated deficit during development stage	(7,608)	(7,108)
Total Stockholder’s Deficit	(3,608)	3,108

TOTAL LIABILITIES AND STOCKHOLDER’S DEFICIT	$ -	$ -

See accompanying notes.

MOBAD SERVICE CORPORATION
(A Development Stage Company)

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

			March 2, 2011
			(inception)
	Three Months Ended	Six Months Ended	through
	October 31, 2011	October 31, 2011	October 31, 2011

Revenues	$ -	$ -	$ -

Operating Expenses
General and administrative	500	7,608	7,608
Total operating expenses	500	7,608	7,608

NET LOSS	$ (500)	$ (7,608)	$ (7,608)

Basic and diluted loss per share	$ (0.00)	$ (0.00)
Weighted average number of
shares outstanding	40,000,000	40,000,000

See accompanying notes.

MOBAD SERVICE CORPORATION

(A Development Stage Company)

STATEMENT OF STOCKHOLDER’S EQUITY

			Additional
	Common Stock		Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance at Inception, March 2, 2011	-	$ -	$ -	$ -	$ -
Issuance of common stock to founders, March 2, 2011 valued at $0.0001 per share, contribution at $0.00010	40,000,000	4,000			4,000

Net loss				(7,108)	(7,108)

Balance, April 30, 2011	40,000,000	4,000	-	(7,108)	(3,108)

Net loss (unaudited)				(500)	(500)

Balance, October 31, 2011	40,000,000	$ 4,000	$ -	$ (7,608)	$ (3,608)

See accompanying notes.

MOBAD SERVICE CORPORATION

(A Development Stage Company)

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

		March 2, 2011
		(inception)
		through
	October 31,	October 31,
	2011	2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (7,608)	$ (7,608)
Net Cash Provided by Operating Activities	(7,608)	(7,608)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from related parties	3,608	3,608
Issuance of common stock	4,000	4,000
Net Cash Provided by Financing Activates	7,608	7,608

Net increase (decrease) in cash and cash equivalents	-	-
Cash and cash equivalents, beginning of period	-	-
Cash and cash equivalents, end of period	$ -	$ -

Supplemental Cash Flow Information
Cash paid for interest	$ -	$ -
Cash paid for taxes	$ -	$ -

See accompanying notes.

MOBAD SERVICE CORPORATION

(A Development Stage Company)

Notes to Financial Statements

October 31, 2011 and 2010 and for the period

March 2, 2011(date of inception) through October 31, 2011

(unaudited)

NOTE 1	-	Nature of Operations and Significant Accounting Policies:

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